Form 10-K
period 2025-12-31
World Omni Automobile Lease Securitization Trust 2024-A; World Omni Auto Leasing LLC
filed 2026-03-23
CIK 2015719, 1439697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

The following events have been brought to our attention by Wilmington Trust, National Association (“WTNA”), in its capacity as indenture trustee (the “Indenture Trustee”):

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Except as described in the previous paragraph, no other legal proceedings are pending (or known to be contemplated by governmental authorities) against any of World Omni Financial Corp. (the "Sponsor"), World Omni Auto Leasing LLC (the "Depositor"), the Indenture Trustee, the Trust or the other parties described in Item 1117 of Regulation AB nor is any property of any of the foregoing entities subject to any such proceedings, that are material to holders of the Notes or the Certificates.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	See Item 15(b) below.

(b)	The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1	Underwriting Agreement, dated as of April 9, 2024, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 11, 2024.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

3.2	Certificate of Amendment of Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

3.3	Amended and Restated Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

3.4	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.4 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

4.1	Indenture, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

4.2	Omnibus Supplemental Indenture, dated as of January 13, 2026, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on January 20, 2026.

10.1	Second Amended and Restated Trust Agreement of World Omni LT among Auto Lease Finance LLC, World Omni Financial Corp., VT Inc., U.S. Bank National Association and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 3.6 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.2	Exchange Note Sale Agreement, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

10.3	Exchange Note Transfer Agreement, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

10.4	2024-A Exchange Note Supplement to Collateral Agency Agreement, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

10.5	Exchange Note Servicing Supplement 2024-A to Closed-End Servicing Agreement, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

10.6	Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.7	First Amendment to Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.8	Second Amendment to Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to Exhibit 10.6 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.9	Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.8 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.10	First Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.9 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.11	Second Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.10 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.12	Third Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.11 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.13	Fourth Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.12 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.14	Fifth Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.13 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

10.15	Sixth Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.14 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed with the Commission on July 31, 2025.

10.16	Seventh Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and U.S. Bank Trust Company, National Association. Incorporated by reference to Exhibit 10.15 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed with the Commission on July 31, 2025.

10.17	Eighth Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank Trust Company, National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-152253, filed with the Commission on February 9, 2026.

10.18	Third Amended and Restated Pledge and Security Agreement between World Omni LT and AL Holding Corp. Incorporated by reference to Exhibit 10.16 to the Registrant’s Form SF-3, Registration File Number 333-289150, filed on July 31, 2025.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Assertion of Compliance with Applicable Servicing Criteria of Wilmington Trust, National Association, as Indenture Trustee.

34.1	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of Wilmington Trust, National Association.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Trust Agreement, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

99.2	Administration Agreement, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

99.3	Asset Representations Review Agreement, dated as of April 17, 2024, relating to the Trust. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-264720-03, filed with the Commission on April 17, 2024.

(c)	Not applicable.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Automobile Lease Securitization Trust 2024-A

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 23, 2026

/s/ Michael Hollis
Michael Hollis
Group Vice President and Assistant Secretary
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